Form 10-K
period 2016-03-31
Honda Auto Receivables 2015-2 Owner Trust
filed 2016-06-15
CIK 1641204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

333-183223-11
(Commission File Number of issuing entity)

Honda Auto Receivables 2015-2 Owner Trust

(Exact name of issuing entity specified in its charter)

Central Index Key Number of issuing entity: 0001641204

333-183223
(Commission File Number of depositor)

American Honda Receivables LLC

(Exact name of depositor as specified in its charter)
Central Index Key Number of depositor: 0000890975

American Honda Finance Corporation

(Exact name of sponsor as specified in its charter)
Central Index Key Number of sponsor: 0000864270

Delaware	47-6948864
(State or other jurisdiction of organization of the issuing entity)	(I.R.S. Employer Identification No.)

c/o American Honda Receivables LLC 20800 Madrona Avenue Torrance, CA	90503
(Address of principal executive offices of the issuing entity)	(Zip Code)

(310) 972-2511

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.    (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No☒

Registrant has no voting or non-voting class of common equity outstanding and held by nonaffiliates as of the date of this report.

PART I

The following items have been omitted in accordance with General Instruction J to Form 10-K:

(a)	Item 1, Business
(b)	Item 1A, Risk Factors
(c)	Item 2, Properties
(d)	Item 3, Legal Proceedings

Item 1B.	Unresolved Staff Comments.

Not applicable

Item 4.	Mine Safety Disclosures.

Not applicable

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB.     Significant Obligors of Pool Assets (Financial Information).

No single obligor represents more than 10% of the pool assets held by Honda Auto Receivables 2015-2 Owner Trust (the “Trust”).

Item 1114(b)(2) of Regulation AB.    Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers).

No entity or group of affiliated entities provides any external credit enhancement or other support with respect to either payment on the pool assets held by the Trust or payments on the notes (the “Notes”) or certificates (the “Certificates”) issued by the Trust.

Item 1115(b) of Regulation AB.     Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments that are used to alter the payment characteristics of the cashflows from the Trust.

Item 1117 of Regulation AB.     Legal Proceedings.

No legal proceedings are pending, and no proceedings are known to be contemplated by governmental authorities, against any of the following companies: American Honda Finance Corporation (the “Sponsor”), American Honda Receivables LLC (the “Depositor”), MUFG Union Bank, N.A. (the “Owner Trustee”), U.S. Bank Trust National Association (the “Delaware Trustee”) or the Trust that are or would be material to holders of the Notes or the Certificates.

Deutsche Bank Trust Company Americas (the “Indenture Trustee”) has provided the information contained in the following paragraphs for purposes of compliance with Regulation AB.

“On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label residential mortgage-backed securities (“RMBS”) trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA's alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York (the “SDNY Action”) on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by pooling and servicing agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss as to the 64 trusts formed under indentures for which it retained jurisdiction. Instead, the court ordered plaintiffs to file an amended complaint as to those indenture trusts. On February 23, 2016, plaintiffs filed an amended complaint as to 62 of the 64 indenture trusts included in the original U.S. District Court complaint. DBNTC and DBTCA will have an opportunity to file new defensive motions with respect to this amended complaint.

On March 25, 2016, plaintiffs filed a new state court complaint in California against DBTCA as to 513 trusts governed by pooling and servicing agreements, most of which had been dismissed from the U.S. District Court action. (Plaintiffs removed 19 of the original 500 and have added 32 new trusts.) DBTCA serves as trustee on only one of these 513 trusts.

On December 30, 2015, IKB International, S.A. and IKB Deutsche Industriebank A.G. filed a Summons With Notice in New York state court naming as defendants DBNTC and DBTCA, as trustees of 37 RMBS trusts (the "IKB Action"). The claims in the IKB Action appear to be substantively similar to the SDNY Action. The IKB Action is not styled as a putative class action, but may attempt to bring derivative claims on behalf of the named RMBS Trusts. DBTCA intends to vigorously defend the IKB Action.

DBTCA has no pending legal proceedings (including, based on DBTCA's present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as indenture trustee for this transaction.”

PART II

The following items have been omitted in accordance with General Instruction J to Form 10-K:

(a)	Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(b)	Item 6, Selected Financial Data
(c)	Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
(d)	Item 7A, Quantitative and Qualitative Disclosures About Market Risk
(e)	Item 8, Financial Statements and Supplementary Data
(f)	Item 9, Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
(g)	Item 9A, Controls and Procedures

Item 9B.	Other Information.

Not applicable

PART III

The following items have been omitted in accordance with General Instruction J to Form 10-K:

(a)	Item 10, Directors, Executive Officers and Corporate Governance
(b)	Item 11, Executive Compensation
(c)	Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(d)	Item 13, Certain Relationships and Related Transactions
(e)	Item 14, Principal Accountant Fees and Services

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB.     Affiliations and Certain Relationships and Related Transactions.

The Sponsor is the originator, as contemplated by Item 1110 of Regulation AB, of all of the pool assets owned by the Trust. The Sponsor is also the primary servicer. The Depositor is a wholly-owned subsidiary of the Sponsor and, therefore, a wholly-owned subsidiary of the originator and the primary servicer. Through its purchase of the Certificates, the Depositor has acquired a 100% ownership interest in the Trust; therefore, the Trust is an affiliated party of the Depositor and, indirectly, of the Sponsor (including in its role as originator and primary servicer).

The Indenture Trustee is not affiliated with the Sponsor (including in its role as originator and primary servicer), the Depositor, the Owner Trustee, the Delaware Trustee or the Trust. The Owner Trustee is not affiliated with the Sponsor (including in its role as originator and primary servicer), the Depositor, the Indenture Trustee, the Delaware Trustee or the Trust. The Delaware Trustee is not affiliated with the Sponsor (including in its role as originator and primary servicer), the Depositor, the Indenture Trustee, the Owner Trustee or the Trust.

There are no significant obligors, external enhancement or support providers, or other material parties related to the Notes or Certificates.

In addition, there are no business relationships, agreements, arrangements, transactions or understandings outside the ordinary course of business or on terms other than would be obtained in an arm’s length transaction with an unrelated party, apart from the transaction involving the issuance of the Notes and Certificates by the Trust, among the Sponsor, the Depositor or the Trust and any of the parties mentioned in this Item.

Item 1122 of Regulation AB.      Compliance with Applicable Servicing Criteria.

The Sponsor (in its role as servicer) and the Indenture Trustee (together, the “Servicing Parties”) have each been identified by the registrant as a party participating in the servicing function with respect to the asset pool held by the Trust. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicing Parties has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which Attestation Reports are also attached as exhibits to this Form 10-K. Neither of the Servicing Reports prepared by the Sponsor or the Indenture Trustee, or the Attestation Reports provided by the Sponsor or the Indenture Trustee, has identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Party.

Item 1123 of Regulation AB.      Servicer Compliance Statement.

The Sponsor (in its role as servicer) has been identified by the registrant as a servicer with respect to the asset pool held by the Trust. The Sponsor has completed a statement of compliance with applicable servicing criteria (a “Compliance Statement”), signed by an authorized officer of the Sponsor. The Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Not applicable.

(a)(2)	Not applicable.

(a)(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K.

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit 3.1 – Certificate of Formation of the Depositor, filed with the secretary of state of Delaware on March 16, 2011, incorporated by reference to Amendment No. 1 to Registration Statement on Form S-3 (Reg. No. 333-173202), filed with the SEC by the Depositor on April 25, 2011.

Exhibit 3.2 – Limited Liability Company Agreement of the Depositor, in effect since March 28, 2011, incorporated by reference to Amendment No. 1 to Registration Statement on Form S-3 (Reg. No. 333-173202), filed with the SEC by the Depositor on April 25, 2011.

Exhibit 4.1 – Indenture, dated May 20, 2015, between Honda Auto Receivables 2015-2 Owner Trust and Deutsche Bank Trust Company Americas, as indenture trustee, incorporated by reference to Exhibit 4.1 on Form 8-K dated May 20, 2015, and filed by the registrant on May 20, 2015.

Exhibit 4.2 – Amended and Restated Trust Agreement, dated May 20, 2015, among American Honda Receivables LLC, MUFG Union Bank, N.A., as owner trustee, and U.S. Bank Trust National Association, as Delaware trustee, incorporated by reference to Exhibit 4.2 on Form 8-K dated May 20, 2015, and filed by the registrant on May 20, 2015.

Exhibit 31.1 – Certification of senior officer in charge of the servicing function of the servicer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 33.1 – Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of American Honda Finance Corporation.

Exhibit 33.2 – Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Deutsche Bank Trust Company Americas.

Exhibit 34.1 – Attestation Report on Compliance with Servicing Criteria for Asset-Backed Securities of KPMG LLP, on behalf of American Honda Finance Corporation.

Exhibit 34.2 – Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of KPMG LLP, on behalf of Deutsche Bank Trust Company Americas.

Exhibit 35.1 – Servicing Compliance Statement of American Honda Finance Corporation.

Exhibit 99.1 – Sale and Servicing Agreement, dated May 20, 2015, among Honda Auto Receivables 2015-2 Owner Trust, American Honda Receivables LLC and American Honda Finance Corporation, incorporated by reference to Exhibit 99.1 on Form 8-K dated May 20, 2015, and filed by the registrant on May 20, 2015.

Exhibit 99.2 – Receivables Purchase Agreement, dated May 20, 2015, between American Honda Finance Corporation and American Honda Receivables LLC, incorporated by reference to Exhibit 99.2 on Form 8-K dated May 20, 2015, and filed by the registrant on May 20, 2015.

Exhibit 99.3 – Administration Agreement, dated May 20, 2015, among Honda Auto Receivables 2015-2 Owner Trust, American Honda Finance Corporation, American Honda Receivables LLC and Deutsche Bank Trust Company Americas, as indenture trustee, incorporated by reference to Exhibit 99.3 on Form 8-K dated May 20, 2015, and filed by the registrant on May 20, 2015.

Exhibit 99.4 – Control Agreement, dated May 20, 2015, among American Honda Receivables LLC, Honda Auto Receivables 2015-2 Owner Trust, American Honda Finance Corporation, and Deutsche Bank Trust Company Americas, as indenture trustee, as assignee-secured party, and as securities intermediary, incorporated by reference to Exhibit 99.4 on Form 8-K dated May 20, 2015, and filed by the registrant on May 20, 2015.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Honda Auto Receivables 2015-2 Owner Trust

By:
American Honda Finance Corporation, as Servicer

	By:	/s/ Paul C. Honda

Paul C. Honda

Date: June 15, 2016		Vice President and Assistant Secretary (senior officer in charge of the servicing function)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT
TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders or is anticipated to be furnished to security holders subsequent to the filing of this annual report on Form 10-K.

EXHIBIT INDEX

Exhibit	Description

Exhibit 3.1 – Certificate of Formation of the Depositor, filed with the secretary of state of Delaware on March 16, 2011, incorporated by reference to Amendment No. 1 to Registration Statement on Form S-3 (Reg. No. 333-173202), filed with the SEC by the Depositor on April 25, 2011.

Exhibit 3.2 – Limited Liability Company Agreement of the Depositor, in effect since March 28, 2011, incorporated by reference to Amendment No. 1 to Registration Statement on Form S-3 (Reg. No. 333-173202), filed with the SEC by the Depositor on April 25, 2011.

Exhibit 4.1 – Indenture, dated May 20, 2015, between Honda Auto Receivables 2015-2 Owner Trust and Deutsche Bank Trust Company Americas, as indenture trustee, incorporated by reference to Exhibit 4.1 on Form 8-K dated May 20, 2015, and filed by the registrant on May 20, 2015.

Exhibit 4.2 – Amended and Restated Trust Agreement, dated May 20, 2015, among American Honda Receivables LLC, MUFG Union Bank, N.A., as owner trustee, and U.S. Bank Trust National Association, as Delaware trustee, incorporated by reference to Exhibit 4.2 on Form 8-K dated May 20, 2015, and filed by the registrant on May 20, 2015.

Exhibit 31.1 – Certification of senior officer in charge of the servicing function of the servicer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 33.1 – Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of American Honda Finance Corporation.

Exhibit 33.2 – Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Deutsche Bank Trust Company Americas.

Exhibit 34.1 – Attestation Report on Compliance with Servicing Criteria for Asset-Backed Securities of KPMG LLP, on behalf of American Honda Finance Corporation.

Exhibit 34.2 – Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of KPMG LLP, on behalf of Deutsche Bank Trust Company Americas.

Exhibit 35.1 – Servicing Compliance Statement of American Honda Finance Corporation.

Exhibit 99.1 – Sale and Servicing Agreement, dated May 20, 2015, among Honda Auto Receivables 2015-2 Owner Trust, American Honda Receivables LLC and American Honda Finance Corporation, incorporated by reference to Exhibit 99.1 on Form 8-K dated May 20, 2015, and filed by the registrant on May 20, 2015.

Exhibit 99.2 – Receivables Purchase Agreement, dated May 20, 2015, between American Honda Finance Corporation and American Honda Receivables LLC, incorporated by reference to Exhibit 99.2 on Form 8-K dated May 20, 2015, and filed by the registrant on May 20, 2015.

Exhibit 99.3 – Administration Agreement, dated May 20, 2015, among Honda Auto Receivables 2015-2 Owner Trust, American Honda Finance Corporation, American Honda Receivables LLC and Deutsche Bank Trust Company Americas, as indenture trustee, incorporated by reference to Exhibit 99.3 on Form 8-K dated May 20, 2015, and filed by the registrant on May 20, 2015.

Exhibit 99.4 – Control Agreement, dated May 20, 2015, among American Honda Receivables LLC, Honda Auto Receivables 2015-2 Owner Trust, American Honda Finance Corporation, and Deutsche Bank Trust Company Americas, as indenture trustee, as assignee-secured party, and as securities intermediary, incorporated by reference to Exhibit 99.4 on Form 8-K dated May 20, 2015, and filed by the registrant on May 20, 2015.

- 8 -